Form 10-K
period 2019-03-31
Nissan Auto Receivables 2018-B Owner Trust
filed 2019-07-01
CIK 1743852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-208544-08

(Commission file number of Issuing Entity)

NISSAN AUTO RECEIVABLES 2018-B OWNER TRUST

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001743852

333-208544

(Commission file number of Depositor)

NISSAN AUTO RECEIVABLES CORPORATION II

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001129068

NISSAN MOTOR ACCEPTANCE CORPORATION

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540639

DELAWARE	38-7206098
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (615) 725-1121

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☒	Smaller reporting company:	☐

		Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments.

Nothing to report.

Item 4. Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B. Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Not applicable.

(a)(2) Not applicable.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b) The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of Nissan Auto Receivables Corporation II (“NARC II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated December 14, 2015, and filed by NARC II, as depositor (the “Depositor”) with the SEC on December 14, 2015, File No. 333-208544)

3.2	Bylaws of NARC II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated December 14, 2015, and filed by the Depositor with the SEC on December 14, 2015, File No. 333-208544)

4.1	Indenture, dated as of July 25, 2018, by and between the Issuing Entity and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated July 25, 2018, File No. 333-208544-08)

10.1	Purchase Agreement, dated as of July 25, 2018, by and between NARC II, as purchaser, and Nissan Motor Acceptance Corporation (“NMAC”), as seller (incorporated by reference to Exhibit 10.1 of Form 8-K, dated July 25, 2018, File No. 333-208544-08)

10.2	Sale and Servicing Agreement, dated as of July 25, 2018, by and among the Issuing Entity, NARC II, as seller, NMAC, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated July 25, 2018, File No. 333-208544-08)

10.3	Administration Agreement, dated as of July 25, 2018, by and among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 10.3 of Form 8-K, dated July 25, 2018, File No. 333-208544-08)

10.4	Asset Representations Review Agreement, dated as of July 25, 2018, by and among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.4 of Form 8-K, dated July 25, 2018, File No. 333-208544-08)

10.5	Amended and Restated Trust Agreement, dated as of July 25, 2018, by and between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated July 25, 2018, File No. 333-208544-08)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation

(c) Not applicable.

Item 16. Form 10-K Summary.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE

WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets.

Nothing to report.

Items 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

Nothing to report.

Items 1115(b) of Regulation AB. Certain Derivatives Instruments.

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings.

The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following six paragraphs for purposes of compliance with Regulation AB.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with applicable Servicing Criteria.

Nissan Motor Acceptance Corporation (the “Servicer”) and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which Attestation Reports are also attached as exhibits to this Form 10-K.

The Servicing Assessment Report and the related Attestation Report completed with respect to the Indenture Trustee do not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

The Servicing Assessment Report for the Servicer and the related Attestation Report have identified material instances of noncompliance for the 2018 fiscal year.

Item 1122(d)(2)(i)

The Servicing Assessment Report for the Servicer and the related Attestation Report have identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(2)(i)—payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business day of receipt, or such other number of days specified in the transaction agreements. This material instance of noncompliance does not relate to the receivables underlying the asset-backed securities covered in this Form 10-K and issued by the Issuing Entity.

Under the transaction agreements for retail and lease asset-backed securities in transactions included in the assessed retail and lease contract servicing platform (the “Platform”), the Servicer is required to remit to the collection account all collections with respect to a receivable or lease contract, as applicable, not later than the second business day after identification thereof. However, a single monthly deposit is permitted if certain requirements are met, including a ratings threshold with respect to the Servicer (the “monthly remittance condition”).

Under the transaction agreements for the transactions included in the Platform the monthly remittance condition was satisfied for the April 2018 through September 2018 collection periods and the Servicer remitted a single monthly deposit of collections to the collection account in accordance with the terms of the transaction agreements. During the October collection period the monthly remittance condition was no longer satisfied for certain transactions in the Platform and the Servicer continued to remit a single monthly deposit of collections to the collection account for the October 2018 through March 2019 collection periods. After discovery by an officer of the Servicer that the monthly remittance condition was no longer satisfied, the Servicer began remitting all collections to the collection account not later than the second business day after identification thereof and continues to do so.

The Servicer has concluded that the identified material instance of noncompliance did not result in any material adverse effect on noteholders.

Item 1122(d)(4)(xiv)

The Servicing Assessment Report for the Servicer and the related Attestation Report identified an additional material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(4)(xiv) – delinquencies, charge-offs and uncollectable accounts are recognized and recorded in accordance with the transaction agreements. This material instance of noncompliance relates to the receivables underlying the asset-backed securities covered in this Form 10-K and issued by the Issuing Entity.

Under the transaction agreements for retail and lease asset-backed securities in transactions included in the Platform, a receivable or lease contract, as applicable, is required to be classified as a “defaulted receivable” or “defaulted lease”, respectively, for purposes of the transaction agreements when, among other things, such receivable or lease contract is delinquent beyond a specified number of days or when the Servicer has determined in accordance with its customary servicing practices that eventual payment in full is unlikely (i.e., charged-off). In certain circumstances, receivables and lease contracts were not charged-off in accordance with the Servicer’s customary servicing practices and in other circumstances, receivables and lease contracts were not classified as “defaulted receivables” or “defaulted leases”, respectively, for purposes of the transaction agreements when the applicable receivable or lease contract was delinquent beyond the specified number of days.

The Servicer has supplemented internal procedures and implemented additional oversight to ensure that receivables and lease contracts are charged-off in accordance with the Servicer’s customary servicing practices and classified as a “defaulted receivable” or “defaulted lease”, respectively, for purposes of the transaction agreements when such receivable or lease contract is delinquent beyond the number of days specified in the applicable transaction agreements.

The Servicer has concluded that the identified material instance of noncompliance did not result in any material adverse effect on noteholders.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has provided a statement of compliance for the reporting period, signed by an authorized officer. The Compliance Statement is attached as an exhibit to this Form 10-K.

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securityholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISSAN AUTO RECEIVABLES 2018-B OWNER TRUST

By:	Nissan Motor Acceptance Corporation, Servicer

	By:	/s/ Kevin J. Cullum
Kevin J. Cullum
President and Chief Executive Officer
(senior officer in charge of servicing function)

Date: June 28, 2019

S-1